Form 10-Q
period 1995-09-30
AMERICAN INCOME PARTNERS IV C L P
filed 1995-11-15
CIK 826931



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended      September 30,
1995

                                       OR

[       ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For                   the                   transition                   period                   from                   to





For Quarter Ended September 30, 1995                                                           Commission File No. 0-18394


                                                American         Income         Partners        IV-C        Limited
Partnership
             (Exact name of registrant as specified in its charter)

Massachusetts                                                                              04-3036127
(State or other jurisdiction of                                                                (IRS Employer
  incorporation or organization)                                                                Identification No.)

98 North Washington Street, Boston, MA                                                 02114
(Address of principal executive offices)                                                       (Zip Code)

Registrant's telephone number, including area code     (617)
854-5800




                    (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the  registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d)
of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes
X     No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the  registrant  has filed all documents and reports  required  to be filed by  Sections  12, 13, or 15(d) of the  Securities
Exchange Act of 1934 subsequent to the  distribution of securities  under a plan confirmed by a court during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes         No




                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX



                                                                                                               Page

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at September 30, 1995 and December 31, 1994                                                         3

         Statement of Operations
              for the three and nine months ended September 30, 1995 and 1994                                     4

         Statement of Cash Flows
              for the nine months ended September 30, 1995 and 1994                                               5

         Notes to the Financial Statements                                                                      6-9


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                             10-13


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                                                 14






                   The accompanying notes are an integral part

                         of these financial statements.

                                                             5
                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1995 and December 31, 1994

                                   (Unaudited)



                                                                                     September 30,         December 31,
                                                                                            1995                  1994
ASSETS

Cash and cash equivalents                                                            $     2,336,409       $     2,231,880

Rents receivable, net of allowance for doubtful
     accounts of $35,000                                                                     106,275               327,947

Accounts receivable - affiliate                                                              310,950               328,781

Equipment at cost, net of accumulated depreciation of
     $15,886,729 and $18,624,411 at September 30, 1995
     and December 31, 1994, respectively                                                   6,802,777             7,637,329
                                                                                     ---------------       ---------------

         Total assets                                                                $    9,556,411        $  10,525,937
                                                                                     ==============        =============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                                        $       486,179       $       877,494
Accrued interest                                                                               3,796                16,141
Accrued liabilities                                                                           18,575                15,500
Accrued liabilities - affiliate                                                                5,497                 8,835
Deferred rental income                                                                        19,467                14,439
Cash distributions payable to partners                                                       802,160               802,160
                                                                                     ---------------       ---------------

         Total liabilities                                                                 1,335,674             1,734,569
                                                                                     ---------------       ---------------

Partners' capital (deficit):
     General Partners                                                                       (197,088)             (191,381)
     Limited Partnership Interests
     (1,270,622 Units; initial purchase price of $25 each)                                 8,417,825             8,982,749
                                                                                     ---------------       ---------------

         Total partners' capital                                                           8,220,737             8,791,368
                                                                                     ---------------       ---------------

         Total liabilities and partners' capital                                     $    9,556,411        $  10,525,937
                                                                                     ==============        =============





                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1995 and 1994

                                   (Unaudited)



                                                          Three Months                                Nine Months
                                                      Ended September 30,                         Ended September 30,
                                                     1995                  1994                  1995                  1994
                                              ------------------    -----------------     -----------------     -----------
Income:

     Lease revenue                            $       701,589       $       973,771       $     2,241,342       $     3,417,968

     Interest income                                   32,183                24,631                95,476                52,104

     Gain on sale of equipment                         83,725               196,626               455,051               456,205
                                              ---------------       ---------------       ---------------       ---------------

         Total income                                 817,497             1,195,028             2,791,869             3,926,277
                                              ---------------       ---------------       ---------------       ---------------


Expenses:

     Depreciation and amortization                    234,491               526,217               721,117             2,027,992

     Interest expense                                  10,310                25,030                35,543                90,486

     Equipment management fees
         - affiliate                                   35,079                48,688               112,067               170,898

     Operating expenses - affiliate                    23,615                28,616                87,293                62,752
                                              ---------------       ---------------       ---------------       ---------------

         Total expenses                               303,495               628,551               956,020             2,352,128
                                              ---------------       ---------------       ---------------       ---------------


Net income                                    $       514,002       $       566,477       $    1,835,849        $    1,574,149
                                              ===============       ===============       ==============        ==============


Net income                                    $             0.40    $             0.44    $             1.43    $             1.23
                                              ==================    ==================    ==================    ==================
     per limited partnership unit

Cash distributions declared
     per limited partnership unit             $             0.62    $             0.63    $             1.87    $             1.63
                                              ==================    ==================    ==================    ==================



                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1995 and 1994

                                   (Unaudited)



                                                                                            1995                  1994
                                                                                     -----------------     -----------
Cash flows from (used in) operating activities:
Net income                                                                           $     1,835,849       $     1,574,149

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                                       721,117             2,027,992
         Gain on sale of equipment                                                          (455,051)             (456,205)

Changes in assets and liabilities Decrease (increase) in:
         rents receivable                                                                    221,672               334,072
         accounts receivable - affiliate                                                      17,831               (85,353)
     Increase (decrease) in:
         accrued interest                                                                    (12,345)              (34,706)
         accrued liabilities                                                                   3,075                 4,074
         accrued liabilities - affiliate                                                      (3,338)                8,917
         deferred rental income                                                                5,028               (29,980)
                                                                                     ---------------       ---------------

              Net cash from operating activities                                           2,333,838             3,342,960
                                                                                     ---------------       ---------------

Cash flows from investing activities:
     Proceeds from equipment sales                                                           568,486             1,008,834
                                                                                     ---------------       ---------------

              Net cash from investing activities                                             568,486             1,008,834
                                                                                     ---------------       ---------------

Cash flows used in financing activities:
     Principal payments - notes payable                                                     (391,315)           (1,465,655)
     Distributions paid                                                                   (2,406,480)           (2,165,832)
                                                                                     ---------------       ---------------

              Net cash used in financing activities                                       (2,797,795)           (3,631,487)
                                                                                     ---------------       ---------------

Net increase in cash and cash equivalents                                                    104,529               720,307

Cash and cash equivalents at beginning of period                                           2,231,880             1,632,408
                                                                                     ---------------       ---------------

Cash and cash equivalents at end of period                                           $    2,336,409        $    2,352,715
                                                                                     ==============        ==============


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                        $         47,888      $       125,192
                                                                                     ================      ===============


Supplemental disclosure of non-cash investing and financing activities:
     In June 1994, the Partnership capitalized $664,500 of refurbishment costs incurred to upgrade certain equipment, all of which was financed by a third-party lender.


                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                               September 30, 1995

                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1994 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1994 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1995 and December 31, 1994 and results of operations for the three and nine month periods ended September 30, 1995 and 1994 have been made and are reflected.


NOTE 2 - CASH

     At September 30, 1995, the Partnership had $2,335,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $6,017,280 are due as follows:


     For the year ending September 30,       1996           $ 2,024,215
                                             1997             1,713,865
                                             1998             1,308,274
                                             1999               970,926
                                                          -------------

                                            Total           $ 6,017,280
                                                            ===========

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)



NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at September 30, 1995. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value.

                                                             Lease Term                       Equipment
              Equipment Type                                    (Months)                       at Cost

Vessels                                                           63-72                       $  8,479,038
Aircraft                                                          38-72                          4,579,905
Furniture and fixtures                                            17-96                          2,871,927
Manufacturing                                                     36-60                          1,494,518
Retail store fixtures                                             12-60                          1,410,891
Materials handling                                                 3-60                          1,136,985
Tractors and heavy duty trucks                                     1-72                          1,005,867
General purpose plant/warehouse                                    7-60                            630,537
Locomotives                                                       24-36                            488,280
Research and test                                                  1-24                            414,282
Communications                                                    31-60                             97,130
Photocopying                                                      12-60                             72,447
Computers and peripherals                                         36-60                              7,156
Medical                                                           54-60                                543
                                                                                          ----------------

                                                   Total equipment cost                         22,689,506

                                               Accumulated depreciation                        (15,886,729)

                             Equipment, net of accumulated depreciation                       $  6,802,777
                                                                                              ============


     At September 30, 1995, the Partnership's equipment portfolio included equipment having a proportionate original cost of $14,290,497, representing approximately 63% of total equipment cost.

     The summary above includes equipment held for re-lease or sale with a cost and net book value of approximately $1,117,000 and $23,000, respectively, at September 30, 1995. The Managing General Partner is actively seeking the sale or re-lease of all equipment not on lease.

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)



NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                                             1995                  1994
                                                        ---------------       ---------

     Equipment management fees                             $    112,067          $    170,898
     Administrative charges                                      15,750                 9,000
     Reimbursable operating expenses
         due to third parties                                    71,543                53,752
                                                         --------------        --------------

                                     Total                 $    199,360          $    233,650
                                                           ============          ============


     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1995, the Partnership was owed $310,950 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1995.

     On August 18, 1995, Atlantic Acquisition Limited Partnership ("AALP"), a newly formed Massachusetts limited partnership owned and controlled by certain principals of AFG, issued a voluntary Offer to Purchase for Cash (the "Offer") up to approximately 45% of the outstanding units of limited partner interest in this Partnership and 20 affiliated partnerships sponsored and managed by AFG. Coincident to the Offer, a Tender Offer Statement pursuant to Section 14(d)(1) of the Securities Exchange Act of 1934 (the "Exchange Act") was filed with the Securities and Exchange Commission. Also, on August 18, 1995, the General Partner filed a Solicitation/ Recommendation Statement (Schedule 14D-9) pursuant to Section 14(d)(4) of the Exchange Act. The Offer was amended and supplemented in order to provide additional disclosure to unitholders; increase the offer price; reduce the number of units sought to approximately 35% of the outstanding units; and extend the expiration date of the Offer to October 20, 1995. Certain legal actions were initiated by interested persons against AALP and each of the general partners (4 in total) of the 21 affected programs, and various other affiliates and related parties. One action, representing a class action on behalf of the unitholders (limited partners), sought to enjoin the Offer and obtain unspecified monetary damages. A settlement of this litigation was proposed and was preliminarily approved by the United States District Court for the District of Massachusetts (the "Court") on September 27, 1995. A final settlement hearing is scheduled on November 15, 1995. A second class action, brought in the Superior Court of the Commonwealth of Massachusetts, seeks to enjoin the Offer, obtain unspecified monetary damages, and intervene in the first class action. The plaintiffs have filed objections to the proposed settlement of the first action. At this date, these objections have not been acted upon by the Superior Court. As of the Offer expiration date, the limited partners of the Partnership had tendered approximately 94,671 Units or 7.45% of the total outstanding Units of the Partnership to AALP. Notwithstanding the foregoing, the operations of the Partnership are not expected to be adversely affected by the proceedings or proposed settlements.

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


NOTE 6 - NOTES PAYABLE

     Notes payable at September 30, 1995 consisted of three installment notes of $486,179 payable to banks and institutional lenders. The installment notes are non-recourse, one with an interest rate of 9.7% and two that bear fluctuating rates based on the London Inter-Bank Offered Rate ("LIBOR") plus 1.5%. At September 30, 1995, the applicable LIBOR rates were approximately 7.34%. These notes are collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents.

     The annual maturities of the installment notes payable are as follows:

     For the year ending September 30,       1996           $   223,585
                                             1997               166,125
                                             1998                96,469
                                                          -------------

                                            Total           $   486,179
                                                            ===========


NOTE 7 - LEGAL PROCEEDINGS

         On September 7, 1993, Rose's Stores, Inc. (the "Debtor"), a lessee of the Partnership, filed for protection under Chapter 11 of the Bankruptcy Code. AFG, on behalf of the Partnership and various other AFG-sponsored investment programs, filed a proof of claim in this case, which claim was amended and restated. In August 1994, the Bankruptcy Court approved a Motion to Reject Certain Executory Equipment Leases filed by the Debtor relating to approximately $295,000 of equipment owned by this Partnership. The Partnership sold all such equipment during 1994 and recognized a net gain of $344 for financial statement purposes. During 1995, the Partnership sold an additional $1,392 of equipment previously leased to the Debtor and recognized a net gain of $213 for financial statement purposes. At September 30, 1995, the Partnership owned other equipment, having an original cost of $605,747, which was leased to the Debtor. This equipment represents approximately 3% of the Partnership's aggregate equipment portfolio and is fully depreciated for financial statement purposes. All of this equipment is being leased pursuant to renewal rental schedules executed by the Debtor.

     The Debtor's First Amended Joint Plan of Reorganization (the "Plan of Reorganization") was adopted on December 14, 1994. On June 8, 1995 and August 18, 1995, AFG, on behalf of the Partnership and various other AFG-sponsored investment programs, was issued 17,023 shares and 7,296 shares, respectively, of the Debtor's common stock pursuant to the Plan of Reorganization. The common stock, no par value stock, which had a market value of $2.38 and $2.56 at the respective settlement dates, was issued in full satisfaction of the outstanding unsecured claims of the affected investment programs. The Partnership's proportionate interest in this settlement is 8.03% or approximately 1,954 shares. This bankruptcy did not have a material adverse effect on the financial position of the Partnership.

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and nine months ended September 30, 1995 compared to the three and nine months ended September 30, 1994:

Overview

     As an equipment leasing partnership, the Partnership was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements. During the life of the Partnership, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Partnership's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will begin to fluctuate. Ultimately, all equipment will be sold and the Partnership will be dissolved. The Partnership's operations commenced in 1989.


Results of Operations

     For the three and nine months ended September 30, 1995, the Partnership recognized lease revenue of $701,589 and $2,241,342, respectively, compared to $973,771 and $3,417,968 for the same periods in 1994. The decrease in lease revenue from 1994 to 1995 was expected and resulted principally from primary lease term expirations and the sale of equipment.

     The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

     Interest income for the three and nine months ended September 30, 1995 was $32,183 and $95,476, respectively, compared to $24,631 and $52,104 for the same periods in 1994. Interest income is generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The increase in interest income from 1994 to 1995 resulted from a greater availability of cash for investment and an increase in interest rates. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sales proceeds.

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP


                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



15


     For the three months ended September 30, 1995, the Partnership sold equipment having a net book value of $6,886 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $83,725 compared to a net gain in 1994 of $196,626 on equipment having a net book value of $118,272.

     For the nine months ended September 30, 1995, the Partnership sold equipment having a net book value of $113,435 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $455,051 compared to a net gain in 1994 of $456,205 on equipment having a net book value of $552,629.
     It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

     The ultimate realization of residual value for any type of equipment is dependent upon many factors, including AFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. AFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

     The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenues generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the equipment.

     Depreciation and amortization expense for the three and nine months ended September 30, 1995 was $234,491 and $721,117, respectively, compared to $526,217 and $2,027,992 for the same periods in 1994. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $10,310 and $35,543 or 1.5% and 1.6% of lease revenue for the three and nine months ended September 30, 1995, respectively, compared to $25,030 and $90,486 or 2.6% of lease revenue for each of the same periods in 1994. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the periods ended September 30, 1995 and 1994 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 3.4% and 3.9% of lease revenue for the three and nine months ended September 30, 1995, respectively, compared to 2.9% and 1.8% of lease revenue for the same periods in 1994. The overall increase in operating expenses from 1994 to 1995 was due principally to an increase in professional service costs and insurance premium adjustments for aircraft owned by the Partnership. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.





Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,333,838 and $3,342,960 for the nine months ended September 30, 1995 and 1994, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

     Ultimately, the Partnership will dispose of all assets under lease. This will occur principally through sale transactions whereby each asset will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each asset's primary or renewal/re-lease term. In certain instances, casualty or early termination events may result in the disposal of an asset. Such circumstances are infrequent and usually result in the collection of stipulated cash settlements pursuant to terms and conditions contained in the underlying lease agreements.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1995, the Partnership realized $568,486 in equipment sale proceeds compared to $1,008,834 in 1994. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     During 1994, the Partnership capitalized $664,500 of refurbishment costs incurred to upgrade two cargo vessels leased by Kristian Gerhard Jebsen Skipsrederi A/S ("KGJS") pursuant to the terms of an extended and renegotiated contract with KGJS. Refurbishment costs were financed with a third-party lender and shared between the Partnership and other affiliated partnerships in proportion to their respective ownership interests in the vessels.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will continue to decline as the principal balance of notes payable is reduced through the collection and application of rents.

     Cash distributions to the General Partners and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1995, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $2,406,480. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 99% of these distributions, or $2,382,415 , and the General Partners were allocated 1%, or $24,065. The third quarter 1995 cash distribution was paid on October 13, 1995.

     Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

     The Partnership's future cash distributions will be adversely affected by the 1991 bankruptcy of Midway Airlines, Inc. ("Midway"). Although this bankruptcy had no immediate adverse effect on the Partnership's cash flow, as the Partnership had almost fully leveraged its ownership interest in the underlying aircraft leased to Midway, this event resulted in the Partnership's loss of any future interest in the residual value of the aircraft. This bankruptcy will have a material adverse effect on the ability of the Partnership to achieve all of its originally intended economic benefits. However, the final yield on capital will be dependent upon the collective performance results of all the Partnership's equipment leases.

     The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The Managing General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                           PART II. OTHER INFORMATION



         Item 1.                            Legal Proceedings
                                            Response:

                                            Refer to Note 7 herein and to Note 7
                                            in the 1994 Annual Report.

         Item 2.                            Changes in Securities
                                            Response:  None

         Item 3.                            Defaults upon Senior Securities
                                            Response:  None

         Item 4.                            Submission of Matters to a Vote of
                                            Security Holders
                                            Response:  None

         Item 5.                            Other Information
                                            Response:  None

         Item 6(a).                         Exhibits
                                            Response:  None

         Item 6(b).                         Reports on Form 8-K
                                            Response:  None

                                 SIGNATURE PAGE



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP


                         By:      AFG Leasing IV Incorporated, a Massachusetts
                 corporation and the Managing General Partner of
                                 the Registrant.


                               By:
                                        Gary M. Romano
                                        Vice President and Controller
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


                               Date:

                                 SIGNATURE PAGE



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP


                        By:      AFG Leasing IV Incorporated, a Massachusetts
                 corporation and the Managing General Partner of
                                 the Registrant.


                               By:      /s/ Gary M. Romano
                                        Gary M. Romano
                                        Vice President and Controller
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


                               Date:    November 13, 1995