Form 10-K/A
period 1995-12-31
AMERICAN INCOME PARTNERS IV C L P
filed 1996-04-09
CIK 826931

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 1995
                         -----------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                              -----------------------    -----------------------

Commission file number              0-18394
                      ----------------------------------------------------------

                American Income Partners IV-C Limited Partnership
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Massachusetts                                             04-3036127
- --------------------------------------------------         ---------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                            Identification No.)

  98 N. Washington St., Fifth Floor, Boston, MA             02114
- --------------------------------------------------         ---------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act             NONE
                                                          ----------------------

       Title of each class            Name of each exchange on which registered

- ---------------------------------   --------------------------------------------

- ---------------------------------   --------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

            1,270,622 Units Representing Limited Partnership Interest
- --------------------------------------------------------------------------------
                                (Title of class)

- --------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   XX    NO
                                                ------     ------

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
- --------------------------------------------------------------------------

        (a)  Documents filed as part of this report:

             (1)     Financial Statements:

                     Report of Independent Auditors............................*

                     Statement of Financial Position
                     at December 31, 1995 and 1994.............................*

                     Statement of Operations
                     for the years ended December 31, 1995, 1994 and 1993......*

                     Statement of Changes in Partners' Capital
                     for the years ended December 31, 1995, 1994 and 1993......*

                     Statement of Cash Flows
                     for the years ended December 31, 1995, 1994 and 1993......*

                     Notes to the Financial Statements.........................*

             (2)     Financial Statement Schedules:

                     None required.

             (3)     Exhibits:

                     Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.


           Exhibit
           Number
          ---------

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


                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP


                       By: AFG Leasing IV Incorporated,
                       a Massachusetts corporation and the
                       Managing General Partner of the Registrant.





By:  /s/ Geoffrey A. MacDonald         By:  /s/ Gary D. Engle
   ------------------------------         ------------------------------
Geoffrey A. MacDonald                  Gary D. Engle
Chief Executive Officer,               President and Chief Operating
Chairman, and a member of the          Officer and a member of the
Executive Committee of AFG and         Executive Committee of AFG
President and a Director of the        and a Director of the
Managing General Partner               Managing General Partner
(Principal Executive Officer)          (Principal Financial Officer)



Date:    April 9, 1996                 Date:   April 9, 1996
     ------------------------               -----------------------



By:  /s/ Gary M. Romano
   --------------------------
Gary M. Romano
Vice President and Controller
of AFG and Clerk of the Managing General
Partner
(Principal Accounting Officer)



Date:    April 9, 1996
     ------------------------