Form 10-Q
period 1996-06-30
AMERICAN INCOME PARTNERS IV C L P
filed 1996-08-13
CIK 826931

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1996
                              --------------------------------------------------
                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  --------------------------------

                              ----------------

For Quarter Ended June 30, 1996            Commission File No. 0-18394




               American Income Partners IV-C Limited Partnership
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                        04-3036127
- ----------------------------------------        -------------------------------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                      Identification No.)


98 North Washington Street, Boston, MA               02114
- ----------------------------------------        --------------------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code    (617) 854-5800
                                                  ------------------------------

- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No
   ---      ---

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
Yes    No
   ---   ---

               AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX

                                                                        Page
                                                                        ----
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

        Statement of Financial Position
          at June 30, 1996 and December 31, 1995                          3

        Statement of Operations
          for the three and six months ended June 30, 1996 and 1995       4

        Statement of Cash Flows
          for the six months ended June 30, 1996 and 1995                 5

        Notes to the Financial Statements                               6-8


     Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                9-12


   PART II.  OTHER INFORMATION:

     Items 1 - 6                                                         13


               AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)


                                           June 30,    December 31,
                                             1996          1995
                                          -----------  ------------
ASSETS
- ------

Cash and cash equivalents                  $1,855,663    $2,063,872

Rents receivable, net of allowance for
 doubtful accounts of $10,000 and $35,000
 at June 30, 1996 and December 31, 1995,
 respectively                                 315,082       272,111

Accounts receivable - affiliate                58,964       377,124

Equipment at cost, net of accumulated
 depreciation o $13,202,563 and
 $14,056,730 at June 30,1996 and
 December 31, 1995 respectively             6,092,941     6,409,784
                                           ----------    ----------

Total assets                               $8,322,650    $9,122,891
                                           ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------
Notes payable                              $  332,250    $  387,188
Accrued interest                                5,588         2,204
Accrued liabilities                            12,500        20,000
Accrued liabilities - affiliate                10,396        18,360
Deferred rental income                          4,833        11,471
Cash distributions payable to partners        802,160       802,160
                                           ----------    ----------
   Total liabilities                        1,167,727     1,241,383
                                           ----------    ----------
Partners' capital (deficit):
   General Partners                          (207,745)     (200,479)
   Limited Partnership Interests
   (1,270,622 Units; initial purchase
    price of $25 each)                      7,362,668     8,081,987
                                           ----------    ----------
   Total partners' capital                  7,154,923     7,881,508
                                           ----------    ----------
   Total liabilities and partners'
    capital                                $8,322,650    $9,122,891
                                           ==========    ==========

               The accompanying notes are an integral part
                       of these financial statements.

               AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)


                                              Three Months                Six Months
                                             Ended June 30,              Ended June 30,
                                          1996            1995          1996         1995
                                     --------------  --------------  -----------  -----------

Income:
   Lease revenue                           $517,109        $795,555   $1,083,950   $1,539,753
   Interest income                           26,956          34,332       53,197       63,293
   Gain on sale of equipment                105,370         148,834      149,330      371,326
                                           --------        --------   ----------   ----------
   Total income                             649,435         978,721    1,286,477    1,974,372
                                           --------        --------   ----------   ----------

Expenses:
   Depreciation                             138,311         227,022      304,062      486,626
   Interest expense                           5,157          12,122       12,000       25,233
   Equipment management
   fees - affiliate                          25,856          39,778       54,198       76,988
   Operating expenses - affiliate            19,837          28,721       38,482       63,678
                                           --------        --------   ----------   ----------
   Total expenses                           189,161         307,643      408,742      652,525
                                           --------        --------   ----------   ----------

Net income                                 $460,274        $671,078   $  877,735   $1,321,847
                                           ========        ========   ==========   ==========

Net income
   per limited partnership unit            $   0.36        $   0.52   $     0.68   $     1.03
                                           ========        ========   ==========   ==========
Cash distributions declared
   per limited partnership unit            $   0.62        $   0.62   $     1.25   $     1.25
                                           ========        ========   ==========   ==========

                  The accompanying notes are an integral part
                         of these financial statements.

               AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)


                                              1996          1995
                                          ------------  ------------

Cash flows from (used in) operating
 activities:
Net income                                  $ 877,735   $ 1,321,847

Adjustments to reconcile net income to
 net cash from operating activities:
   Depreciation                               304,062       486,626
   Gain on sale of equipment                 (149,330)     (371,326)
   Decrease in allowance for doubtful
    accounts                                  (25,000)           --

Changes in assets and liabilities
     Decrease (increase) in:
       rents receivable                       (17,971)      129,985
       accounts receivable - affiliate        318,160        21,378
     Increase (decrease) in:
        accrued interest                        3,384        (8,072)
        accrued liabilities                    (7,500)        4,325
        accrued liabilities - affiliate        (7,964)       (5,030)
        deferred rental income                 (6,638)       (3,150)
                                           -----------   -----------
   Net cash from operating activities       1,288,938     1,576,583

Cash flows from investing activities:
   Proceeds from equipment sales              162,111       477,875
                                           -----------   -----------
   Net cash from investing activities         162,111       477,875
                                           ----------    -----------
Cash flows used in financing activities:
   Principal payments - notes payable         (54,938)     (294,981)
   Distributions paid                      (1,604,320)   (1,604,320)
                                           ----------    ----------
   Net cash used in financing activities   (1,659,258)   (1,899,301)
                                           ----------    ----------
Net increase (decrease) in cash and
 cash equivalents                            (208,209)      155,157

Cash and cash equivalents at beginning
 of period                                  2,063,872     2,231,880
                                            ---------     ---------
Cash and cash equivalents at end of
 period                                   $ 1,855,663   $ 2,387,037
                                          ===========    ==========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                               $    8,616    $   33,305
                                           ==========    ==========

                  The accompanying notes are an integral part
                        of these financial statements.

               AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                 June 30, 1996
                                  (Unaudited)



   NOTE 1 - BASIS OF PRESENTATION
   ------------------------------

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

      In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


   NOTE 2 - CASH
   -------------

      At June 30, 1996, the Partnership had $1,845,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


   NOTE 3 - REVENUE RECOGNITION
   ----------------------------

      Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $4,810,145 are due as follows:


        For the year ending June 30, 1997     $1,972,174
                                     1998      1,483,913
                                     1999      1,308,770
                                     2000         45,288
                                              ----------
                                    Total     $4,810,145
                                              ==========


   NOTE 4 - EQUIPMENT
   ------------------

      The following is a summary of equipment owned by the Partnership at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

               AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                  (Continued)



                                                 Lease Term    Equipment
        Equipment Type                            (Months)       at Cost
 --------------------------------                -----------   ---------

Vessels                                              63-72    $8,479,038
Aircraft                                             38-72     4,579,905
Furniture and fixtures                               17-96     2,125,632
Manufacturing                                        36-60     1,494,518
Retail store fixtures                                12-60       912,789
Materials handling                                    3-60       589,192
Tractors and heavy duty trucks                        1-72       530,957
Research and test                                     1-24       414,282
Communications                                       31-60        97,130
Photocopying                                         12-60        64,361
Computers and peripherals                            36-60         7,156
Medical                                              54-60           544
                                                             -----------

                                      Total equipment cost    19,295,504

                                  Accumulated depreciation   (13,202,563)
                                                             -----------

                Equipment, net of accumulated depreciation   $ 6,092,941
                                                             ===========


      At June 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $13,166,764, representing approximately 68% of total equipment cost.

      The summary above includes equipment with a cost and net book value of approximately $1,073,000 and $1,000, respectively, which was not subject to an active lease agreement.


   NOTE 5 - RELATED PARTY TRANSACTIONS
   -----------------------------------

      All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:


                                        1996      1995
                                      --------  ---------

   Equipment management fees           $54,198   $ 76,988
   Administrative charges               10,500     10,500
   Reimbursable operating expenses
      due to third parties              27,982     53,178
                                       -------   --------

                      Total            $92,680   $140,666
                                       =======   ========


               AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                  (Continued)



      All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1996, the Partnership was owed $58,964 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1996.


   NOTE 6 - NOTES PAYABLE
   ----------------------

      Notes payable at June 30, 1996 consisted of two installment notes totaling $332,250 payable to an institutional lender. The installment notes are non-recourse, and bear fluctuating rates based on the London Inter-Bank Offered Rate ("LIBOR") plus 1.5%. At June 30, 1996 the applicable LIBOR rates were approximately 7.02%. These notes are collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents. The carrying amount of notes payable approximates fair value at June 30, 1996.

      The annual maturities of the installment notes payable are as follows:

      For the year ending June 30,     1997   $194,250
                                       1998    138,000
                                             ---------

                                      Total   $332,250
                                             =========

               AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION




Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three and six months ended June 30, 1996 compared to the three and six months
- -----------------------------------------------------------------------------
ended June 30, 1995:
- --------------------

Overview
- --------

   The Partnership was organized in 1989 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Accordingly, the Managing General Partner is pursuing the remarketing of all of the Partnership's remaining equipment and has engaged an investment adviser to solicit interested third-party buyers. This effort is being undertaken in conjunction with certain other affiliated partnerships and, if successful, would result in the sale of each affected partnership's assets to a selected buyer. The Managing General Partner believes this approach will (i) maximize the disposition prices of each partnership's assets and (ii) prevent the incidence of future expenses to operate a publicly-registered limited partnership with a declining asset base. The Managing General Partner is evaluating expressions of interest submitted by the investment adviser from a number of potential buyers, but is under no obligation to accept any proposal. If successful, the Managing General Partner anticipates that it would wind-up the operations of the Partnership and make a liquidating distribution to the Partners, net of any cash reserves which the Managing General Partner may consider appropriate, on or before December 31, 1996.


Results of Operations
- ---------------------

   For the three and six months ended June 30, 1996, the Partnership recognized lease revenue of $517,109 and $1,083,950, respectively, compared to $795,555 and $1,539,753 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

   For the three months ended June 30, 1996, the Partnership sold equipment having a net book value of $10,228 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $105,370 compared to a net gain in 1995 of $148,834 on equipment having a net book value of $95,730.

   For the six months ended June 30, 1996, the Partnership sold equipment having a net book value of $12,781 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $149,330 compared to a net gain in 1995 of $371,326 on equipment having a net book value of $106,549.

   It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its

               AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



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

   Depreciation expense for the three and six months ended June 30, 1996 was $138,311 and $304,062, respectively, compared to $227,022 and $486,626 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

   Interest expense was $5,157 and $12,000 or 1% and 1.1% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to $12,122 and $25,233 or 1.5% and 1.6% of lease revenue for the same periods in 1995. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

   Management fees were 5% of lease revenue during each of the periods ended June 30, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

   Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 3.8% and 3.6% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to 3.6% and 4.1% of lease revenue for the same periods in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

   The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive

               AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,288,938 and $1,576,583 for the six months ended June 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

   Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1996, the Partnership realized $162,111 in equipment sale proceeds compared to $477,875 in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

   Cash distributions to the General Partners and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $1,604,320. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 99% of these distributions, or $1,588,277, and the General Partners were allocated 1%, or $16,043. The second quarter 1996 cash distribution was paid on July 15, 1996.

   Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

               AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION




   The Partnership's future cash distributions will be adversely affected by the 1991 bankruptcy of Midway Airlines, Inc ("Midway"). Although this bankruptcy had no immediate adverse effect on the Partnership's cash flow, as the Partnership had almost fully leveraged its ownership interest in the underlying aircraft leased to Midway, this event resulted in the Partnership's loss of any future interest in the residual value of the aircraft. This bankruptcy will have a material adverse effect on the ability of the Partnership to achieve all of its originally intended economic benefits. However, the final yield on capital will be dependent upon the collective performance results of all the Partnership's equipment leases.

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



               AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP


                     By: AFG Leasing IV Incorporated, a Massachusetts corporation and the Managing General Partner of the Registrant.


                     By:   /s/  Michael J. Butterfield
                           ---------------------------
                           Michael J. Butterfield
                           Treasurer of AFG Leasing IV Incorporated
                           (Duly Authorized Officer and
                           Principal Accounting Officer)


                     Date: August 13, 1996
                           ---------------



                     By:   /s/  Gary M. Romano
                           -------------------
                           Gary M. Romano
                           Clerk of AFG Leasing IV Incorporated
                           (Duly Authorized Officer and
                           Principal Financial Officer)


                     Date: August 13, 1996
                           ---------------