Form 10-Q
period 1996-09-30
AMERICAN INCOME PARTNERS IV C L P
filed 1996-11-19
CIK 826931

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996
                                ------------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

For Quarter Ended September 30, 1996                 Commission File No. 0-18394


                American Income Partners IV-C Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                                 04-3036127
--------------------------------------               ---------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

98 North Washington Street, Boston, MA                           02114
--------------------------------------               ---------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code   (617) 854-5800
                                                     ---------------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes         No
                                                       ---        ---

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX


                                                                            PAGE

PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

    Statement of Financial Position at September 30, 1996 and
    December 31, 1995                                                          3

    Statement of Operations for the Three and Nine Months Ended
    September 30, 1996 and 1995                                                4

    Statement of Cash Flows for the Nine Months Ended
    September 30, 1996 and 1995                                                5

    Notes to the Financial Statements                                       6-10


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   11-14


PART II.  OTHER INFORMATION

  ITEMS 1-6                                                                   15

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                   (UNAUDITED)


                                     ASSETS
                                                                        1996           1995
ASSETS:
  Cash and cash equivalents                                         $  1,554,117   $  2,063,872
  Rents receivable, net of allowance for doubtful accounts
    of $35,000 at December 31, 1995                                            -        272,111
  Due from Buyer                                                       3,434,623              -
  Accounts receivable--affiliate                                       2,920,356        377,124
  Equipment at cost, net of accumulated depreciation
    of $14,056,730 at December 31, 1995                                        -      6,409,784
                                                                    ------------   ------------

        Total assets                                                $  7,909,096   $  9,122,891
                                                                    ------------   ------------
                                                                    ------------   ------------

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Notes payable                                                     $    265,287   $    387,188
  Accrued interest                                                         1,506          2,204
  Accrued liabilities                                                     84,936         20,000
  Accrued liabilities--affiliate                                          32,372         18,360
  Deferred rental income                                                       -         11,471
  Cash distributions payable to partners                               6,571,296        802,160
                                                                    ------------   ------------

        Total liabilities                                              6,955,397      1,241,383
                                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                                      (269,757)      (200,479)
  Limited Partnership Interests (1,270,622 Units;
    initial purchase price of $25 each)                                1,223,456      8,081,987
                                                                    ------------   ------------

        Total partners' capital                                          953,699      7,881,508
                                                                    ------------   ------------

Total liabilities and partners' capital                             $  7,909,096   $  9,122,891
                                                                    ------------   ------------
                                                                    ------------   ------------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)


                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                1996           1995           1996           1995

INCOME:
  Lease revenue                            $    790,492   $    701,589   $  1,874,442   $  2,241,342
  Interest income                                34,980         32,183         88,177         95,476
  Gain (loss) on sale of equipment             (197,594)        83,725        (48,264)       455,051
                                           ------------   ------------   ------------   ------------

        Total income                            627,878        817,497      1,914,355      2,791,869
                                           ------------   ------------   ------------   ------------

EXPENSES:
  Depreciation                                   95,936        234,491        399,998        721,117
  Interest expense                                5,344         10,310         17,344         35,543
  Equipment management fees--affiliate           39,524         35,079         93,722        112,067
  Operating expenses--affiliate                 117,002         23,615        155,484         87,293
                                           ------------   ------------   ------------   ------------

        Total expenses                          257,806        303,495        666,548        956,020
                                           ------------   ------------   ------------   ------------

NET INCOME                                 $    370,072   $    514,002   $  1,247,807   $  1,835,849
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

NET INCOME PER LIMITED PARTNERSHIP UNIT       $  0.29        $  0.40        $  0.97        $  1.43
                                              -------        -------        -------        -------
                                              -------        -------        -------        -------

CASH DISTRIBUTIONS DECLARED PER LIMITED
PARTNERSHIP UNIT                              $  5.12        $  0.62        $  6.37        $  1.87
                                              -------        -------        -------        -------
                                              -------        -------        -------        -------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)

                                                                                       1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $  1,247,807   $  1,835,849
  Adjustments to reconcile net income to cash from operating activities-
    Depreciation                                                                        399,998        721,117
    (Gain) loss on sale of equipment                                                     48,264       (455,051)
    Decrease in allowance for doubtful accounts                                         (25,000)             -
    Changes in assets and liabilities-
      Decrease (increase) in-
        Rents receivable                                                                297,111        221,672
        Due from Buyer                                                                  (14,879)             -
        Accounts receivable--affiliate                                                 (260,232)        17,831
      Increase (decrease) in-
        Accrued interest                                                                   (698)       (12,345)
        Accrued liabilities                                                              64,936          3,075
        Accrued liabilities--affiliate                                                   14,012         (3,338)
        Deferred rental income                                                          (11,471)         5,028
                                                                                   ------------   ------------

            Cash from operating activities                                            1,759,848      2,333,838
                                                                                   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from equipment sales                                                         258,778        568,486
                                                                                   ------------   ------------

            Cash from investing activities                                              258,778        568,486
                                                                                   ------------   ------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Principal payments--notes payable                                                    (121,901)      (391,315)
  Distributions paid                                                                 (2,406,480)    (2,406,480)
                                                                                   ------------   ------------

            Cash used in financing activities                                        (2,528,381)    (2,797,795)
                                                                                   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (509,755)       104,529

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        2,063,872      2,231,880
                                                                                   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  1,554,117   $  2,336,409
                                                                                   ------------   ------------
                                                                                   ------------   ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                           $     18,042   $     47,888
                                                                                   ------------   ------------
                                                                                   ------------   ------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
  As discussed in Note 1, the Partnership entered into a sale transaction to dispose of its equipment portfolio. This transaction was closed on September 30, 1996. The Partnership received net sales proceeds of $3,419,744, a portion of which was subsequently used to repay outstanding principal and interest of $265,287 and $1,506, respectively. The remainder, $3,152,951, was deposited into an escrow account and transferred to the Partnership on October 3, 1996. The net sale proceeds have been reflected as Due from Buyer on the Statement of Financial Position at September 30, 1996.

  As discussed in Notes 1 and 4, the Partnership entered into an additional sale transaction to dispose of its interest in an aircraft leased to Northwest
  Airlines, Inc. This transaction was settled on September 30, 1996. The net sales proceeds of $2,283,000 were deposited into an escrow account and transferred to the Partnership on October 3, 1996. This amount has been included in Accounts Receivable-Affiliate on the Statement of Financial
  Position at September 30, 1996.



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements, and accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and results of operations for the three and nine month periods ended September 30, 1996 and 1995 have been made and are reflected.

     On September 30, 1996, the Partnership sold all of its remaining equipment assets, excluding its interest in an aircraft, for $3,419,744 (see Notes 4 and 5). In October 1996, the Partnership filed Form 8-K, which provided a description of the remarketing process and the terms of sale. The entire remarketing effort was undertaken jointly by 15 individual equipment leasing programs, consisting of the Partnership and 14 affiliated partnerships, each of which individually executed separate purchase and sale agreements with RSL Finance Limited Partnership II (the Buyer) and certain of which entered into a collective purchase and sale agreement with Northwest Airlines Inc. (NWA) to sell all or a portion of their equipment assets (the Sale Assets). The proceeds were first used to repay the entire outstanding balance due under the notes payable and the associated interest of $265,287 and $1,506, respectively. Certain of these partnerships, including the Partnership, sold their collective interest in a McDonnell Douglas MD-82 aircraft (NWA Aircraft) to NWA. The net consideration for this aircraft was allocated first to remaining lease rental obligations and second to sale proceeds. The Partnership's proportionate share of this consideration was $2,608,000, including $2,283,000 representing net sale proceeds (see Notes 3 and 4). The Buyer also purchased certain of the Partnership's rents receivable equal to $14,879 at September 30, 1996.

     The Managing General Partner anticipates that the Partnership will be dissolved on or before December 31, 1996 in accordance with the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership. Prior to December 31, 1996, the Managing General Partner will wind up the operations of the Partnership and make a liquidating distribution of $6,571,296 to the Partners. The distribution approximates the Partnership's available cash net of estimated wind up costs and a contingency reserve. In November 1996, the contingency reserve of $775,000 was deposited in a separate account to cover any unforeseen liabilities that may arise in future periods. At such time as

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

                                   (Continued)



(1)  BASIS OF PRESENTATION (Continued)

     the Managing General Partner considers appropriate, any balance in the reserve account will be distributed to the Partners according to their respective ownership interests in the Partnership at the date of its dissolution (see Note 6).

     The financial statements presented have been prepared on a going-concern basis through September 30, 1996. Due to the imminent dissolution of the Partnership requiring liquidation and distribution of its net assets, a statement of net assets in liquidation as of September 30, 1996 is presented below. This statement is prepared based on anticipated liquidating values of assets and liabilities. Management has determined the liquidating values of amounts receivable based on collectibility of balances prior to any final distribution and termination of the Partnership. Accrued liabilities have been estimated based on the existing obligations and anticipated fees and costs associated with the sales transactions and the wind-up effort. Cash distributions to partners, including contingency reserves, may vary depending upon the realization of the amounts estimated by management. Values estimated by management may be different from actual amounts.

               Assets:
                 Cash and cash equivalents                $  1,554,117
                 Due from Buyer                              3,434,623
                 Accounts receivable--affiliate              2,920,356
                                                          ------------

                       Total assets                       $  7,909,096
                                                          ------------
                                                          ------------

               Liabilities:
                 Notes payable                              $  265,287
                 Accrued interest                                1,506
                 Accrued liabilities                            84,936
                 Accrued liabilities--affiliate                 32,372
                 Cash distributions payable to partners,
                  including contingency reserve              7,524,995
                                                          ------------

                       Total liabilities                  $  7,909,096
                                                          ------------
                                                          ------------

               Net assets                                 $          -
                                                          ------------
                                                          ------------

(2)  CASH

     The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities. At September 30, 1996, the Partnership had $1,550,000 invested in reverse repurchase agreements.

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

                                   (Continued)



(3)  REVENUE RECOGNITION

     Rents were payable to the Partnership monthly, quarterly or semiannually, and no significant amounts were calculated on factors other than the passage of time. The leases were accounted for as operating leases and were noncancelable. Rents received prior to their due dates were deferred. Lease rentals, representing early termination rents, were recognized as revenue in the period in which they were received.

     As discussed in Note 1, the Partnership realized $325,000 of early termination rents in connection with the sale of the NWA Aircraft.

(4)  EQUIPMENT

     The following is a summary of equipment owned by the Partnership immediately prior to the sale transactions described in Note 1.




                                                        LEASE TERM    EQUIPMENT
                          EQUIPMENT TYPE                 (MONTHS)      AT COST

           Vessels                                          63-72   $  8,479,038
           Aircraft                                         38-72      4,579,905
           Furniture and fixtures                           17-96      2,113,099
           Manufacturing                                    36-60      1,514,381
           Retail store fixtures                            12-60        804,959
           Materials handling                                3-60        426,161
           Research and test                                 1-24        414,282
           Communications                                   31-60         97,130
           Tractors and heavy duty trucks                    1-72         54,497
           Photocopying                                     12-60          7,503
           Computers and peripherals                        36-60          6,429
           Medical                                          54-60            544
                                                                    ------------

                                             Total equipment cost     18,497,928

                                         Accumulated depreciation   (12,500,923)
                                                                    ------------

                       Equipment, net of accumulated depreciation   $  5,997,005
                                                                    ------------
                                                                    ------------

     As discussed in Note 1, on September 30, 1996, the Partnership sold all of the foregoing equipment for $5,702,744, including $2,283,000 of net sales proceeds related to the NWA Aircraft.

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

                                   (Continued)



(5)  RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by American Finance Group (AFG) on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                                1996           1995

          Equipment management fees          $   93,722     $  112,067
          Administrative charges                 21,000         15,750
          Reimbursable operating expenses
           due to third parties                 134,484         71,543
                                             ----------     ----------

                Total                        $  249,206     $  199,360
                                             ----------     ----------
                                             ----------     ----------

     Administrative charges and reimbursable operating expenses due to third parties in 1996 include all costs anticipated in connection with the Partnership's wind-up and dissolution.

     All rents and proceeds from the sale of equipment, including the sales transactions described in Note 1, are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1996, the Partnership was owed $2,920,356 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1996. The sales proceeds and purchased rents due from the Buyer were deposited into an escrow account subsequent to September 30, 1996.

     The remarketing effort described in Note 1 was undertaken jointly by 15 individual equipment leasing programs, consisting of the Partnership and 14 affiliated partnerships (Other Affected Partnerships). Collectively, the Partnership and the Other Affected Partnerships offered for sale all or a portion of their equipment assets. Thirteen of the programs, including the Partnership, sold all of their equipment assets and are expected to wind up business operations by December 31, 1996; the remaining two programs, which will continue their business operations beyond December 31, 1996, sold only their interest in assets owned jointly with one or more of the 13 programs anticipating wind-up by December 31, 1996. Substantially all of the Partnership's equipment assets of material value represented partial ownership interests whereby the Partnership owned less than a 100% interest in the equipment it sold. The remaining interests in such assets were owned by one or more of the Other Affected Partnerships. Ultimately, the Sale Assets were sold for an aggregate adjusted sale price of approximately $32,997,000, of which the Partnership's proportionate share, net of associated costs, was determined to be $3,419,744. In a separate transaction, the Partnership and certain of the Other Affected Partnerships sold their entire interest in the NWA Aircraft to the lessee and agreed to terminate the lease agreement for total proceeds of $13,200,000, of which the Partnership's proportionate share, net of associated costs, was determined to be $2,608,000, including

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

                                   (Continued)



(5)  RELATED PARTY TRANSACTIONS (Continued)

     early termination rents of $325,000. The Partnership's proportionate share in both transactions is net of certain third-party advisory fees incurred in connection with the equipment sales.

     The Buyer is a limited partnership established to acquire the Sale Assets, excluding the NWA Aircraft, and has no direct affiliation with the Partnership, the Other Affected Partnerships, the General Partners or AFG. The sole general partner of the Buyer is RSL Holdings, Inc. (RSL). An affiliate of RSL purchased a significant limited partnership interest in a direct-participation equipment leasing program co-sponsored by AFG in 1992. AFG acquired this interest in 1993 for cash and assumption of indebtedness. There have been no other business dealings between the Buyer and AFG and their affiliates.

(6)  SUBSEQUENT EVENTS

     In October 1996, the Partnership repaid the entire outstanding balance due under the notes payable and the associated interest of $265,287 and $1,506, respectively.

     On October 10, 1996, the Managing General Partner entered into a Cross Partnership Agreement with general partners of certain other affiliated partnerships. Under this agreement, each of the general partners has agreed to set aside a contingency reserve amount for future liabilities and deposit that amount into an account that may be accessed by any of the general partners to fund any and all obligations contemplated under the Cross Partnership Agreement. Any obligation of the Partnership that is not associated with the sales transactions (see Note 1) will directly reduce the Partnership's reserve amount. All costs arising as a result of the sales transactions will be allocated against the reserve amount of the Partnership and other affiliated partnerships. If the reserve amount contributed by the Partnership is reduced below zero, the reserve amounts contributed by the general partners of the other affiliated partnerships shall be debited on a pro rata basis to cover the deficit. If the reserve amount contributed by one of the affiliated partnerships is reduced below zero, the reserve amounts of the Partnership and the other affiliated partnerships shall be debited on a pro rata basis to cover the deficit. Upon termination of the contingency reserve account, any monies remaining will be distributed to those partnerships with positive balances. The Partnership's reserve amount under this agreement was determined to be $775,000 and was deposited in the reserve account in November 1996.

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Three and Nine Months Ended September 30, 1996 Compared To the Three and Nine Months Ended September 30, 1995:

OVERVIEW

The Partnership was organized in 1989 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind up its operations within approximately seven years of its inception.

On September 30, 1996, the Partnership sold all of its remaining equipment assets. The remarketing effort described in Note 1 was undertaken jointly by 15 individual equipment leasing programs, consisting of the Partnership and 14 affiliated partnerships (Other Affected Partnerships). Collectively, the Partnership and the Other Affected Partnerships offered for sale all or a portion of their equipment assets (Sale Assets). Thirteen of the programs, including the Partnership, sold all of their equipment assets and are expected to wind up business operations by December 31, 1996; the remaining two programs, which will continue their business operations beyond December 31, 1996, sold only their interest in assets owned jointly with one or more of the 13 programs anticipating wind-up by December 31, 1996. Substantially all of the Partnership's equipment assets of material value represented partial ownership interests whereby the Partnership owned less than a 100% interest in the equipment it sold. The remaining interests in such assets were owned by one or more of the Other Affected Partnerships. Ultimately, the Sale Assets, excluding the NWA Aircraft, were sold for an aggregate adjusted sale price of approximately $32,997,000, of which the Partnership's proportionate share, net of associated costs, was determined to be $3,419,744. In a separate transaction, the Partnership and certain of the Other Affected Partnerships sold their entire interest in the NWA Aircraft to the lessee and agreed to terminate the lease agreement for total proceeds of $13,200,000, of which the Partnership's proportionate share, net of associated costs, was determined to be $2,608,000, including early termination rents of $325,000. The Partnership's proportionate share in both transactions is net of certain third-party advisory fees incurred in connection with the equipment sales. In addition, the Buyer also purchased certain of the Partnership's rents receivable equal to $14,879 at September 30, 1996.

The Managing General Partner anticipates that the Partnership will be dissolved on or before December 31, 1996 in accordance with the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (Partnership Agreement). Prior to December 31, 1996, the Managing General Partner will wind up the operations of the Partnership and make a liquidating distribution of $6,571,296 to the Partners. The distribution approximates the partnership's available cash, net of estimated wind-up costs and a contingency reserve. In November 1996, the contingency reserve of $775,000 was deposited in a separate account to

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

                                   (Continued)



OVERVIEW (Continued)

cover any unforeseen liabilities that may arise in future periods. At such time as the Managing General Partner considers appropriate, any balance in the reserve account will be distributed to the Partners according to their respective ownership interests in the Partnership at the date of its dissolution (see Note 6 to the financial statements).

The financial statements presented have been prepared on a going-concern basis through September 30, 1996. Due to the imminent dissolution of the Partnership requiring liquidation and distribution of its net assets, management has determined the liquidating values of amounts receivable based on collectibility of balances prior to any final distribution and termination of the Partnership. Accrued liabilities have been estimated based on the existing obligations and anticipated fees and costs associated with the sales transactions and the wind-up effort. Cash distributions to partners, including contingency reserves, will vary depending upon the realization of the amounts estimated by management. Values estimated by management may be different from actual amounts.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 1996, the Partnership recognized lease revenue of $790,492 and $1,874,442, respectively, compared to $701,589 and $2,241,342 for the same periods in 1995. The increase in lease revenue for the three months ended September 30, 1996 compared to the same period in 1995 resulted from the recognition of $325,000 in lease revenue related to early termination rents associated with the sale of the NWA Aircraft. The overall decrease in lease revenue from 1995 to 1996 was expected and resulted from primary lease term expirations and the sale of equipment. The Partnership also earned interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

Prior to the sale of the Partnership's assets, the Partnership's equipment portfolio included certain assets in which the Partnership held a proportionate ownership interest. In such cases, the remaining interests were owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enabled the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk that could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually reported, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the equipment.

During the three months ended September 30, 1996, the Partnership sold fully depreciated equipment in the normal course of business to existing lessees and third parties. The sales resulted in a net gain, for financial statement purposes, of $96,667 compared to net gain in 1995 of $83,725 on equipment having a net book value of $6,886.

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

                                   (Continued)



RESULTS OF OPERATIONS (Continued)

During the nine months ended September 30, 1996, the Partnership sold equipment in the normal course of business having a net book value of $12,781 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $245,997 compared to a net gain in 1995 of $455,051 on equipment having a net book value of $113,435. In connection with the September 30, 1996 sales transactions discussed above, the Partnership realized a net loss of $294,261.

Depreciation expense for the three and nine months ended September 30, 1996 was $95,936 and $399,998, respectively, compared to $234,491 and $721,117 for the same periods in 1995. For financial reporting purposes, to the extent that an asset was held on primary lease term, the Partnership depreciated the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. To the extent that equipment was held beyond its primary lease term, the Partnership continued to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Management fees were 5% of lease revenue during each of the periods ended September 30, 1996 and 1995.

Operating expenses consisted principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs were incurred in connection with equipment being remarketed. Collectively, operating expenses represented 14.8% and 8.3% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to 3.4% and 3.9% of lease revenue for the same periods in 1995. Operating expenses for the three and nine month periods ended September 30, 1996 included all costs anticipated in connection with the Partnership's wind-up and dissolution.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

The Partnership, by its nature, is a limited-life entity that was established for specific purposes described in the preceding "Overview." As an equipment leasing program, the Partnership's principal operating activities have been derived from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations was provided from the collection of periodic rents. These cash inflows were used to satisfy debt service obligations associated with leveraged leases and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,759,848 and $2,333,838 for the nine months ended September 30, 1996 and 1995, respectively.

Cash realized from asset disposal transactions, excluding the sales transactions on September 30, 1996, is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended
September 30, 1996, the Partnership realized $258,778 in equipment sale proceeds during the normal course of business, compared to $568,486 in 1995.

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

                                   (Continued)



LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS (Continued)

The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. All of the Partnership's outstanding debt obligations were retired in October 1996.

On September 30, 1996, the Partnership recorded a receivable in the amount of $2,608,000 in connection with the disposal of the NWA Aircraft. The Partnership also recorded a receivable of $3,419,744 in connection with the sale of all of its remaining equipment assets. These proceeds were deposited into an escrow account and transferred to the Partnership on October 3, 1996. In conjunction with this transaction, the Managing General Partner has commenced the dissolution and liquidation of the Partnership. The aggregate funds from the sale transaction and liquidation will be used to fund existing obligations, including the retirement of outstanding indebtedness, the costs of the wind-up effort and sales transactions and to establish a contingency reserve to cover any unforeseen liabilities. The remaining funds, including any unutilized contingency reserves, will be distributed to the Partners in accordance with the terms of the Partnership Agreement and related agreements.

                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                           PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings
Response:   None.

Item 2.     Changes in Securities
Response:   None.

Item 3.     Defaults upon Senior Securities
Response:   None.

Item 4.     Submission of Matters to a Vote of Security Holders
Response:   None.

Item 5.     Other Information
Response:   None.

Item 6(a).  Exhibits
Response:   None.

Item 6(b).  Reports on Form 8-K
Response:   None.

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



                AMERICAN INCOME PARTNERS IV-C LIMITED PARTNERSHIP


By:  AFG Leasing IV Incorporated, a Massachusetts
corporation and the Managing General Partner of the Registrant.


By: /s/ Michael J. Butterfield
    --------------------------
Michael J. Butterfield
Treasurer of AFG Leasing IV Incorporated
(Duly Authorized Officer and
Principal Accounting Officer)


Date:  November 19, 1996
       -----------------


By: /s/ Gary M. Romano
    --------------------------
Gary M. Romano
Clerk of AFG Leasing IV Incorporated
(Duly Authorized Officer and
Principal Financial Officer)


Date:  November 19, 1996
       -----------------